Form 10-Q
period 2011-06-30
Austin Acquisitions, Inc
filed 2011-08-15
CIK 1507858

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 15, 2011, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Austin Acquisitions, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	As of
	June 30,	October 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$1,023	$4,000
TOTAL CURRENT ASSETS	1,023	4,000
TOTAL ASSETS	$1,023	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$18,000	$14,000
Accounts Payable	-	150
Accrued Interest	790
TOTAL CURRENT LIABILITIES	18,790	14,150
TOTAL LIABILITIES	18,790	14,150

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued and outstanding)	-	-

Common stock ($0.0001 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding)	100	100
Stock Subscription Receivable		(100)
Deficit Accumulated During Development Stage	(17,867)	(10,150)
TOTAL STOCKHOLDERS' DEFICIT	(17,767)	(10,150)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,023	$4,000

The accompanying notes are an integral part of these financial statements.

Austin Acquisitions, Inc.
(A Development Stage Company)
Statement of Operations
From the Period of Inception (Oct 21, 2010) to June 30, 2011
and the Three Month Period From April 1, 2011 to June 30, 2011
(Unaudited)

	For the Three	Cumulative
	Months Ended	Inception
	April 1 to	Oct 21, 2010 to
	June 30, 2011	June 30, 2011
REVENUES:
Income	$-	$-
Total Revenue	-	-

EXPENSES:
Selling, General and Administrative	457	1,808
Professional Fees	2,619	15,269
Other Expenses	315	790
Total Expenses	3,391	17,867

NET INCOME (LOSS)	$(3,391)	$(17,867)
Basic and fully diluted net loss per common share:	$0	$0

Weighted average common shares outstanding	1,000,000	-

The accompanying notes are an integral part of these financial statements.

Austin Acquisitions, Inc.
(A Development Stage Company)
Statement of Cash Flows
From the Period of Inception (Oct 21, 2010) to June 30, 2011
(Unaudited)

Cumulative
Inception
Oct 21, 2010 to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,867)
Adjustments to reconcile net loss to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Payables
Increase/(decrease) in Accrued Interest	790
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(17,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock	100
Proceeds from a Note Payable to Related Party	18,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18,100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,023

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	-

ENDING BALANCE	$1,023

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-
Taxes	$-

The accompanying notes are an integral part of these financial statements.

AUSTIN ACQUISTIONS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

NOTE A—ORGANIZATION, BUSINESS, AND OPERATIONS
Austin Acquisitions, Inc. (“The Company”) was organized under the laws of the State of Nevada on October 21, 2010 as a corporation with a year end of September 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $17,867, used cash from operations of $17,077 since its inception, and has a working capital deficiency of $17,867 at June 30, 2011.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The financial information at June 30, 2011 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s registration statement on Form 10 for the year ended October 31, 2010.

The results for the six and three months ended June 30, 2011 may not be indicative of results for the year ending September 30, 2011 or any future periods.

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

AUSTIN ACQUISTIONS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2011.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2011.

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

AUSTIN ACQUISTIONS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

NOTE C- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended June 30, 2011.

Recent Accounting Pronouncements

In March 2010, the FASB issued Accounting Standard Update No. 2010-11 “Derivatives and Hedging” (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010.

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

AUSTIN ACQUISTIONS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended June 30, 2011 is summarized as follows:

Cash paid during the period ended June 30, 2011 for interest and income taxes:

2011
Interest	$-
Taxes	$-

NOTE E-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2011.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the period ended June 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2011 is as follows:

Total Deferred Tax Asset	$6,075
Valuation Allowance	(6,075)
Net Deferred Tax Asset	-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through March 31, 2011 is as follows:

2011
Income tax computed at the federal statutory rate	34%
State income tax, net of federal tax benefit	0%
Total	34%
Valuation allowance	-34%
Total deferred tax asset	0%

AUSTIN ACQUISTIONS, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

NOTE F-INCOME TAXES (CONTINUED)

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $6,075 for the period ending June 30, 2011.

As of June 30, 2011, the Company had a federal and state net operating loss carry forward in the amount of $17,867 which begin to expire in the year ending 2030.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the period from inception (October 21, 2010) to June 30, 2011, the Company has issued the following stock subscriptions for Common Shares:

Name	Number of shares	Cash or Services	Price per share	Total value
AEP Holdings, LLC	500,000	founder shares	$0.0001	$50.00
Anthony Allison	500,000	founder shares	$0.0001	$50.00
	1,000,000			$100.00

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the period from inception (October 21, 2010) to June 30, 2011, the company issued no preferred stock.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2011 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE PAYABLE TO A RELATED PARTY AND ACCRUED INTEREST

The Company has signed a promissory note with a related party.  The total amount outstanding of the note is $18,000 and is payable upon demand and bears interest at 8% per year.  The interest accrued, but not paid as of June 30, 2011 is $790.

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

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for a prospective Target and may enter into a Business Combination with a development stage company, distressed company or a foreign company engaged in any industry.  Our sole officer and director previously has served as an officer or director of a development stage public company that has consummated a Business Combination but no assurances can be offered that he will successfully identify a Target Business or conclude a Business Combination for our Company.  In addition, our management engages in other business activities and is not obligated to devote any specific number of hours to our matters.  Management intends to devote only as much time as it deems necessary to our affairs.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

·	significantly reduce the equity interest of our stockholders prior to the transaction; and

·	cause a change in control in our Company and likely result in the resignation or removal of our officer and director as of the date of the transaction.

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

With respect to the financial information provided below, we advise readers that, in view of the fact that we were organized on October 21, 2010, there are no results from the comparable period in 2010 against which to compare the results of operations from the last quarter.

Liquidity and Capital Resources

At June 30, 2011, we had total assets of $1,023, consisting exclusively of cash, and current liabilities of $18,790, comprised accounts payable and amounts owed to stockholders, as compared to total assets of $4,000 and current liabilities of 14,150 at October 31, 2010.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

For the Cumulative Period from October 21, 2010 (Inception) to June 30, 2011
Net Cash Used in Operating Activities	$17,077
Net Cash Provided by Financing Activities	$18,100
Net Increase (Decrease) in Cash and Cash Equivalents	$1,023

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues.  We reported a net loss for the three months ended June 30, 2011 of $3,391 and have suffered a net loss since inception of $17,867.   At June 30, 2011, we had a working capital deficit of $17,767.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  Our PEO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2011.

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

We believe that the weaknesses in our disclosure controls and procedures and ICFR are a direct consequence of our size, resource constraints and the nature of our business.  We are a “shell company,” as defined under the Securities Act, in that we have no operations and nominal assets.  Further, we have no full-time employees.  As a result, we are constrained by our lack of resources to affect the types of corrective actions that we believe would be necessary and advisable to remediate the material weaknesses, including, for example, engaging additional accounting personnel and adopting an audit committee charter and seating an audit committee with at least one independent member who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

AUSTIN ACQUISITIONS, INC.
Dated: August 15, 2011	By:	/s/ Jonathan Patton
	Name:	Jonathan Patton
	Title:	President, Principal Executive Officer and Principal Financial Officer