Form 10-Q
period 2011-12-31
Austin Acquisitions, Inc
filed 2012-02-14
CIK 1507858

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 14, 2012, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Austin Acquisitions, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	December 31,	September 30,
	2011 (Unaudited)	2011 (Audited)
ASSETS
CURRENT ASSETS
Cash	$642	$-
TOTAL CURRENT ASSETS	642	-
TOTAL ASSETS	$642	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$22,850	$18,500
Accounts Payable	-	795
Bank Overdraft	-	208
Accrued Interests	1,568	1,155
TOTAL CURRENT LIABILITIES	24,418	20,658
TOTAL LIABILITIES	24,418	20,658

STOCKHOLDERS' (DEFICIT)
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued and outstanding)	-	-

Common stock ($0.0001 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding)	100	100

Deficit Accumulated During Development Stage	(23,876)	(20,758)
TOTAL STOCKHOLDERS' (DEFICIT)	(23,776)	(20,658)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$642	$-

The accompanying notes are an integral part of these financial statements.

Austin Acquisitions, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)
For the Three Months Ended December 31, 2011 ,
And the Period from Oct 21, 2010 (Inception) to Dec 31, 2010 , and Dec 31, 2011

	3 months	Oct, 21, 2010	Oct, 21, 2010
	ended	(Inception) to	(Inception)
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2011
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Selling, General and Administrative	12	823	2,889
Professional Fees	2,693	12,650	19,419
Other Expenses	413	199	1,568
Total Expenses	3,118	13,672	23,876

NET INCOME (LOSS)	$(3,118)	$(13,672)	$(23,876)
Basic and fully diluted net loss per common share:	$(0.00)	$(0.01)

Weighted average common shares outstanding	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Austin Acquisitions, Inc.
(A Development Stage Company)
Statements of Stockholders' Deficit (Unaudited)
October 21, 2010 (Inception) to December 31, 2011

								Deficit
							Additional	Accumulated
	Preferred stock			Common Stock			Paid-in	During Development
	Shares	Amount		Shares	Amount		Capital	Stage	Total

Balance Oct 21, 2010 (Inception)	-		$-	-	$		$-	$-	$-

Shares issued				1,000,000		100	-		100
Net loss	-		-	-		-	-	(20,758)	(20,758)

Balance Sep 30, 2011			$-	1,000,000		$100	$-	$(20,758)	$(20,658)
Net loss	-		-	-		-	-	(3,118)	(3,118)

Balance Dec 31, 2011		$	- -	1,000,000		$100	$-	$(23,876)	$(23,776)

The accompanying notes are an integral part of these financial statements.

Austin Acquisitions, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
For the Three Months Ended December 31, 2011  and
 Oct 21, 2010 (Inception) to Dec 31, 2010  and Dec 31, 2011

	Three months	Inception to	Inception to
	ended Dec, 31, 2011	Dec 31, 2010	Dec 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,118)	(13,672)	(23,876)
Adjustments to reconcile net loss to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Payables	(1,003)	498	-
Increase/(decrease) in Accrued Expenses	413	199	1,568
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,708)	(12,975)	(22,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock	-	100	100
Proceeds from a Note Payable to Related Party	4,350	14,000	22,850
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,350	14,100	22,950

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	642	1,125	642

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	-	-	-

ENDING BALANCE	$642	$1,125	$642

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AUSTIN ACQUISTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DEC 31, 2011

NOTE 1—ORGANIZATION, BUSINESS, AND OPERATIONS

Austin Acquisitions, Inc. (“The Company”) was organized under the laws of the State of Nevada on October 21, 2010 as a corporation with a fiscal year end of September 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE 2-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $23,876, used cash from operations of $22,308 since its inception, and has a working capital deficiency of $23,876 at Dec 31, 2011.

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The financial information at Dec 31, 2011 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual Report on Form S-1 for the year ended October 31, 2010..

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

AUSTIN ACQUISTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DEC 31, 2011

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of Dec 31, 2011.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended Dec 31, 2011.

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

AUSTIN ACQUISTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DEC 31, 2011

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at Dec 31, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at Dec 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended Dec 31, 2011.

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

AUSTIN ACQUISTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DEC 31, 2011

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended December 31, 2011 is summarized as follows:

Cash paid during the period ended Dec 31, 2011 for interest and income taxes:

	3 Months ended	Inception to	Inception to
	12/31/11	12/31/10	12/31/11
Interest	$-	$-	$-
Taxes	$-	$-	$-

NOTE 5-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of Dec 31, 2011.

AUSTIN ACQUISTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DEC 31, 2011

NOTE 6- INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the three months ended December 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the company’s loss before income taxes.  The components of these differences are as follows:

Inception to Dec 31, 2011
Loss Before Income Tax	$23,876
Statutory tax rate	34%
Expected Recovery of income taxes at standard rates	8,118
Change in Valuation allowance	$(8,118)
Income Tax Provision	-

Total Deferred Tax Asset	$8,118
Loss: Valuation Allowance	(8,118)
Net Deferred Tax Asset	$-

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation was 8,118 as of December 31, 2011.

As of December 31, 2011, the Company had a federal and state net operating loss carry forward in the amount of $23,876 which begins to expire in the year ending 2030.

NOTE 7-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the period from inception (October 21, 2010) to Dec 31, 2011, the Company has issued the following stock subscriptions for Common Shares:

Name	Number of shares	Cash or Services	Price per share	Total value
AEP Holdings, LLC	500,000	founder shares	$0.0001	$50
Anthony Allison	500,000	founder shares	$0.0001	$50
	1,000,000			$100

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the period from inception (October 21, 2010) to Dec 31, 2011, the company issued no preferred stock.

AUSTIN ACQUISTIONS, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DEC 31, 2011

NOTE 8- DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of Dec 31, 2011 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE 9- NOTE PAYABLE TO A RELATED PARTY AND ACCRUED INTEREST

The Company has signed a promissory note with a related party.  As of September 30, 2011 and December 31, 2011, the company received $18,500 and $4,350 in interest bearing loans, payable upon demand and bearing interest at 8% per year.  The interest accrued, but not paid as of September 30,2011, and December 31, 2011 was $1,155 and $1,568 respectively.

NOTE 10- SUBSEQUENT EVENTS

The company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.  The company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

Liquidity and Capital Resources

At December 31, 2011, we had total assets of $642, consisting exclusively of cash, and current liabilities of $24,418, comprised of amounts owed to stockholders, as compared to no assets and current liabilities of $20,658 at September 30, 2011.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	For the three months ended December 31, 2011	For the Cumulative Period from October 21, 2010 (Inception) to December 31, 2011
Net Cash Used in Operating Activities	$3,708	$22,308
Net Cash Provided by Financing Activities	$4,350	$22,950
Net Increase (Decrease) in Cash and Cash Equivalents	$642	$642

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues.  We reported a net loss for the three months ended December 31, 2011 of $3,118 and have suffered a net loss since inception of $23,876.   At December 31, 2011, we had a working capital deficit of $23,776.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  Our PEO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2011.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

AUSTIN ACQUISITIONS, INC.
Dated: February 14, 2012	By:	/s/ Jonathan Patton
	Name:	Jonathan Patton
	Title:	President, Principal Executive Officer and Principal Financial Officer