Form 10-Q
period 2012-03-31
Austin Acquisitions, Inc
filed 2012-05-21
CIK 1507858

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 21, 2012, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Austin Acquisitions, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	March 31,	September 30,
	2012 (Unaudited)	2011 (Audited)
ASSETS
CURRENT ASSETS
Cash	$632	$-
TOTAL CURRENT ASSETS	632	-
TOTAL ASSETS	632	-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$24,950	$18,500
Accounts Payable	305	795
Bank Overdraft	-	208
Accrued Interest	2,062	1,155
TOTAL CURRENT LIABILITIES	27,317	20,658
TOTAL LIABILITIES	27,317	20,658

STOCKHOLDERS' (DEFICIT)
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued and outstanding)	-	-

Common stock ($0.0001 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding)	100	100
Deficit Accumulated During Development Stage	(26,785)	(20,758)
TOTAL STOCKHOLDERS' (DEFICIT)	(26,685)	(20,658)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$632	$-

The accompanying notes are an integral part of these financial statements.

Austin Acquisitions, Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Six Months Ended March 31, 2012, Three Months and Six Months Ended March 31, 2011 and Period of Inception (October 21, 2010) to March 31, 2012
(Unaudited)

	3 months ended	3 months ended	6 months ended	6 months ended	Oct. 21, 2010 (Inception)
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012
REVENUES:
Income	$	$	$	$-	$-
Total Revenue	-	-	-	-	-

EXPENSES:
Selling, General and Administrative	958	528	970	1,351	3,847
Professional Fees	1,457	-	4,150	12,650	20,876
Other Expenses	494	276	907	475	2,062
Total Expenses	2,909	804	6,027	14,476	26,785

NET INCOME (LOSS)	$(2,909)	$(804)	$(6,027)	$(14,476)	$(26,785)
Basic and fully diluted net loss per common share:	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Austin Acquisitions, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended March 31, 2012 and March 31, 2011 and Period of Inception (Oct 21, 2010) to March 31, 2012
(Unaudited)

	Six months	Six months	Inception (October 20, 2010) to
	Ended March 31, 2012	Ended March 31, 2011	Mar 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,027)	$(14,476)	$(26,785)
Adjustments to reconcile net loss to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Payables	(698)	-	305
Increase/(decrease) in Accrued Expenses	907	475	2,062
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,818)	(14,001)	(24,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Capital Stock	-	100	100
Proceeds from a Note Payable to Related Party	6,450	14,000	24,950
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,450	14,100	25,050

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	632	99	632

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	-	-	-
ENDING BALANCE	$632	$99	$632

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Austin Acquisitions, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - ORGANIZATION, BUSINESS, AND OPERATIONS

Austin Acquisitions, Inc. (“The Company”) was organized under the laws of the State of Nevada on October 21, 2010 as a corporation with a year end of September 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $26,785, used cash from operations of $24,418 since its inception, and has a working capital deficiency of $26,685 at March 31, 2012.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The financial information at March 31, 2012 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended September 30, 2011.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2012.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2012.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at Mar 31, 2012.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at Mar 31, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended March 31, 2012.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

NOTE 4 - SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2012.

NOTE 5 - INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the period ended March 31, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of Mar 31, 2012 is as follows:

Total Deferred Tax Asset	$9,138
Valuation Allowance	(9,138)
Net Deferred Tax Asset	-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through Mar 31, 2012 is as follows:

2012
Income tax computed at the federal statutory rate	34%
State income tax, net of federal tax benefit	0%
Total	34%
Valuation allowance	-34%
Total deferred tax asset	0%

NOTE 5 - INCOME TAXES (CONTINUED)

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $2,029 for the period ending March 31, 2012.

As of March 31, 2012, the Company had a federal and state net operating loss carry forward in the amount of $26,785 which expires in the year ending 2030.

NOTE 6 - CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the period from inception (October 21, 2010) to March 31, 2012, the Company has issued the following stock subscriptions for Common Shares:

Name	Number of shares	Cash or Services	Price per share	Total value
AEP Holdings, LLC	500,000	founder shares	$0.0001	$50.00
Anthony Allison	500,000	founder shares	$0.0001	$50.00
	1,000,000			$100.00

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the period from inception (October 21, 2010) to March 31, 2012, the company issued no preferred stock.

NOTE 7 - DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2012 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE 8 - NOTE PAYABLE TO A RELATED PARTY AND ACCRUED INTEREST

The Company has signed a promissory note with a related party.  The total amount outstanding of the note is $24,950 and is payable upon demand and bears interest at 8% per year.  The interest accrued, but not paid as of March 31, 2012 i $2,062.

NOTE 9 – SUBSEQUENT EVENTS

There are no subsequent events to disclose through the date of this filing.

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

Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.  Because we are a “shell” company, the Business Combination we enter into with a Target will be deemed to be a “reverse acquisition” or “reverse merger.”  We are also a “blank check” company as defined under the Exchange Act because we are a development stage company that is issuing a “penny stock” (as defined under the Exchange Act) and have no specific business plan or purpose other than to merge with an unidentified company or companies.  Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders prior to the transaction and cause a change in control in our Company and likely result in the resignation or removal of our officer and director as of the date of the transaction.

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

Liquidity and Capital Resources

At March 31, 2012, we had total assets of $632, consisting exclusively of cash, and current liabilities of $23,317, comprised of amounts owed to stockholders, as compared to no assets and current liabilities of $20,658 at September 30, 2011, comprised exclusively of amounts owed to stockholders.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	For the six months ended March 31, 2012	For the six months ended March 31, 2011	For the Cumulative Period from October 21, 2010 (Inception) to March 31, 2012
Net Cash Used in Operating Activities	$5,818	$14,001	$24,418
Net Cash Provided by Financing Activities	$6,450	$14,100	$25,050
Net Increase (Decrease) in Cash and Cash Equivalents	$632	$99	$632

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues.  We reported a net loss for the three and six months ended March 31, 2012 of $2909 and $6027 respectively, compared to a net loss of $804 and $14,476 for the comparable 2011 periods, and have suffered a net loss since inception of $26,785.  At March 31, 2012, we had a working capital deficit of $26,685 compared to a working capital deficit of $20,658 at September 30, 2011.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from our stockholders.

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

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of its securities and attain future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  Our PEO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2012.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

AUSTIN ACQUISITIONS, INC.
Dated: May 21, 2012	By:	/s/ Jonathan Patton
	Name:	Jonathan Patton
	Title:	President, Principal Executive Officer and Principal Financial Officer