Form 10-Q
period 2012-06-30
Austin Acquisitions, Inc
filed 2012-08-20
CIK 1507858

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 17, 2012, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Austin Acquisitions, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	June 30,	September 30,
	2012 (Unaudited)	2011 (Audited)
ASSETS
CURRENT ASSETS
Cash	$746	$-
TOTAL CURRENT ASSETS	746	-
TOTAL ASSETS	$746	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$27,450	$18,500
Accounts Payable	-	795
Bank Overdraft	-	208
Accrued Interest	2,586	1,155
TOTAL CURRENT LIABILITIES	30,036	20,658
TOTAL LIABILITIES	30,036	20,658

STOCKHOLDERS' (DEFICIT)
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding)	100	100
Deficit Accumulated During Development Stage	(29,390)	(20,758)
TOTAL STOCKHOLDERS' (DEFICIT)	(29,290)	(20,658)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$746	$-

The accompanying notes are an integral part of these financial statements.

Austin Acquisitions, Inc.
(A Development Stage Company)
Statements of Operations For the Three and Nine Months Ended June 30, 2012, Three and Nine Months Ended June 30, 2011 and Period of Inception (October 21, 2010) to June 30, 2012 (Unaudited)

	3 months ended	3 months ended	9 months ended	9 months ended	Oct. 21, 2010 (Inception)
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
REVENUES:
Income	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

EXPENSES:
Selling, General and Administrative	858	457	1,827	1,808	4,704
Professional Fees	1,224	2,619	5,374	15,269	22,100
Other Expenses	524	315	1,431	790	2,586
Total Expenses	2,606	3,391	8,632	17,867	29,390

NET INCOME (LOSS)	$(2,606)	$(3,391)	$(8,632)	$(17,867)	$(29,390)
Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Austin Acquisitions, Inc.
(A Development Stage Company)
Statements of Stockholders' Deficit
October 21, 2010 (Inception) to June 30, 2012

						Deficit
					Additional	Accumulated
	Preferred stock		Common Stock		Paid-in	During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance October 21, 2010 (Inception)	$-	$-	$-	$-	$-	$-	$-

Shares issued			1,000,000	100	-		100
Net loss	-	-	-	-	-	(20,758)	(20,758)

Balance September 30, 2011	-	$-	-	$-	$-	$(20,758)	$(20,658)
Net loss	-	-	-	-	-	(8,632)	(8,632)

Balance June 30, 2012	-	$-	1,000,000	$100	$-	$(29,390)	$(29,290)

The accompanying notes are an integral part of these financial statements.

Austin Acquisitions, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
For the Nine Months Ended June 30, 2012 and Period of Inception (Oct 21, 2010) to June 30, 2012 (Unaudited)

	Nine months Ended June 30, 2012	Inception (October 20, 2010) to June 30, 2011	Inception (October 20, 2010) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,632)	$(17,867)	$(29,390)
Adjustments to reconcile net loss to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Payables	(1,003)	-	-
Increase/(decrease) in Accrued Expenses	1,431	790	2,586
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,204)	(17,077)	(26,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Capital Stock	-	100	100
Proceeds from a Note Payable to Related Party	8,950	18,000	27,450
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,950	18,100	27,550

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	746	1,023	746

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	-	-	-
ENDING BALANCE	$746	$1,023	$746

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AUSTIN ACQUISTIONS, INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2012

NOTE 1 - ORGANIZATION, BUSINESS, AND OPERATIONS

Austin Acquisitions, Inc. (the “Company”) was organized under the laws of the State of Nevada on October 21, 2010 as a corporation with a year end of September 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $29,390, used cash from operations of $26,804 since its inception, and has a working capital deficiency of $29,290 at June 30, 2012.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The financial information at June 30, 2012 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended September 30, 2011.

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

AUSTIN ACQUISTIONS, INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2012

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2012.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2012.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2012.

AUSTIN ACQUISTIONS, INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2012

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Fair Value for Financial Assets and Financial Liabilities- (continued)

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended June 30, 2012.

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

AUSTIN ACQUISTIONS, INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2012

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

AUSTIN ACQUISTIONS, INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2012

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

NOTE 4 - SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2012.

NOTE 5 - INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the period ended June 30, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2012 is as follows:

Total Deferred Tax Asset	$9,993
Valuation Allowance	(9,993)
Net Deferred Tax Asset	-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through June 30, 2012 is as follows:

2012
Income tax computed at the federal statutory rate	34%
State income tax, net of federal tax benefit	0%
Total	34%
Valuation allowance	-34%
Total deferred tax asset	0%

AUSTIN ACQUISTIONS, INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2012

NOTE 5 - INCOME TAXES (CONTINUED)

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $2,935 for the 9 months period ending June 30, 2012 compared to the fiscal year ended September 30, 2011.

As of June 30, 2012, the Company had a federal and state net operating loss carry forward in the amount of $29,390 which expires in the year ending 2030.

NOTE 6 - CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the period from inception (October 21, 2010) to June 30, 2012, the Company has issued the following stock subscriptions for Common Shares:

Name	Number of shares	Cash or Services	Price per share	Total value
AEP Holdings, LLC	500,000	founder shares	$0.0001	$50.00
Anthony Allison	500,000	founder shares	$0.0001	$50.00
	1,000,000			$100.00

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the period from inception (October 21, 2010) to June 30, 2012, the company issued no preferred stock.

NOTE 7 - DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2012 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE 8 - NOTE PAYABLE TO A RELATED PARTY AND ACCRUED INTEREST

The Company has signed a promissory note with a related party.  The total amount outstanding of the note is $27,450 and is payable upon demand and bears interest at 8% per year.  The interest accrued, but not paid as of June 30, 2012 is $2,586.

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

Liquidity and Capital Resources

At June 30, 2012, we had total assets of $746, consisting exclusively of cash, and current liabilities of $27,450, comprised of amounts owed to stockholders, as compared to no assets and current liabilities of $20,658 at September 30, 2011.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	For the nine months ended June 30, 2012	For the nine months ended June 30, 2011	For the Cumulative Period from October 21, 2010 (Inception) to June 30, 2012
Net Cash Used in Operating Activities	$8,204	$17,077	$26,804
Net Cash Provided by Financing Activities	$8,950	$18,100	$27,550
Net Increase (Decrease) in Cash and Cash Equivalents	$746	$1,023	$746

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues.  We reported a net loss for the three and nine months ended June 30, 2012 of $2,606, and $8,632, respectively, compared to a net loss of $3,391 and $17,867 for the comparable 2011 periods, and have suffered a net loss since inception of $29,390.   At June 30, 2012, we had a working capital deficit of $29,290.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  Our PEO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2012.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

** Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

AUSTIN ACQUISITIONS, INC.
Dated: August 20, 2012	By:	/s/ Jonathan Patton
	Name:	Jonathan Patton
	Title:	President, Principal Executive Officer and Principal Financial Officer